Form 10-K
period 1994-12-31
HIGHLAND TELEPHONE CO
filed 1995-03-28
CIK 47417

                                  FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1994

                         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from         to

                       Commission file number: 0-5588
                           ----------------------

                         HIGHLAND TELEPHONE COMPANY
           (Exact name of registrant as specified in its charter)

                           ----------------------

          NEW YORK                      14-0750550
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

180 South Clinton Avenue, Rochester, New York     14646
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (914) 783-5229

Securities registered pursuant to Section 12(b) of the Act:

                              Name of each exchange
Title of each class           on which registered
- -------------------           ---------------------
5.7% Cumulative Preferred     None
Stock Series A

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1995:

             NO REGULAR MARKET IS MAINTAINED IN THE REGISTRANT'S
                  5.7% CUMULATIVE PREFERRED STOCK, SERIES A

Indicate the number of shares outstanding of each of the
Registrant's classes of common stock, as of the latest practicable
date:   $4.50 Par Value Common Stock      506,758

COVER PAGE -


LOGO

HIGHLAND TELEPHONE COMPANY
a Frontier Corporation company



1994 ANNUAL REPORT

- -------------------------------------------------------------

INSIDE COVER


OUR BUSINESS AND TERRITORY

Highland Telephone Company, a subsidiary of Frontier Corporation, furnishes telecommunications services within a franchised area in Orange and Ulster Counties, New York, comprising approximately 335 square miles. The Company has ten exchanges which provide service to approximately 56,000 access lines.

Highland Telephone Company is committed to equal opportunity for all employees regardless of race, color, religion, sex, age, national origin, handicap or veteran status.

                 HIGHLAND TELEPHONE COMPANY (the "Company")

BOARD OF DIRECTORS
- ------------------
Ronald L. Bittner                       Louis L. Massaro
Director of the Company;                Director and Secretary
also Chairman, President and            of the Company; also
Chief Executive Officer of              Corporate Vice President-
Frontier Corporation, a tele-           Finance of Frontier
communications company.                 Corporation,a telecommuni-
                                        cations company.

Jeremiah T. Carr
Director, President and Chief
Executive Officer of the Company;
also Director, President and
Chief Executive Officer of
Rochester Telephone Corp.,
a telecommunications company.

EXECUTIVE OFFICERS
- ------------------
Jeremiah T. Carr                        Louis L. Massaro
President and Chief Executive           Secretary of the Company;
Officer of the Company; also            also Corporate Vice
Director, President and Chief           President-Finance of
Executive Officer of                    Frontier Corporation,
of Rochester Telephone Corp.,           a telecommunications
a telecommunications company.           company.

James B. Loughlin                       Martin Mucci
Vice President and General              Treasurer of the Company;
Manager of the Company; also            also Vice President-
Vice President-Operations and           Regulatory and Finance of
Customer Service Frontier               Rochester Telephone Corp.,
Telephone Group and Rochester           a telecommunications
Telephone Corp., a telecommunica-       company.
tions company.

                         HIGHLAND TELEPHONE COMPANY

                    5 YEAR SUMMARY OF OPERATIONS - pg. 1
             (Not Covered by Report of Independent Accountants)

For the year ended December 31,
                               1994         1993         1992
STATEMENT OF INCOME
Operating Revenues          $44,631,983  $41,527,353   $37,397,643
Operating Expenses & Taxes   30,150,634   27,713,830    25,876,184
                            -----------  -----------   -----------
                             14,481,349   13,813,523    11,521,459
Federal Income Tax            4,752,600    4,518,903     3,285,000
                            -----------  -----------   -----------
Income from operations        9,728,749    9,294,620     8,236,459
Other Income (Expense)-Net      287,503      322,376       116,419
                            -----------  -----------   -----------
Income Before Fixed Charges  10,016,252    9,616,996     8,352,878
Fixed Charges                   777,924    1,150,428     1,394,939
                            -----------  -----------   -----------
  Net Income                $ 9,238,328  $ 8,466,568   $ 6,957,939

BALANCE SHEET
Current Assets              $16,511,545  $16,168,983   $11,357,506
Telephone Plant              61,457,925   64,129,219    64,424,132
Deferred & Other Assets       4,248,319    3,283,673     3,714,723
                            -----------  -----------   -----------
    Total Assets            $82,217,789  $83,581,875   $79,496,361
                            -----------  -----------   -----------
Current Liabilities         $15,110,202  $26,067,683   $18,805,309
Long-Term Debt                8,900,000    3,000,000     8,640,000
Deferred Federal
   Income Taxes              10,486,502   11,188,704    12,741,236

Other Deferred Credits        4,046,362    2,225,488       579,412
Share Owners' Equity         43,674,723   41,100,000    38,730,404
                            -----------  -----------   -----------
Total Liabilities &
    Share Owners  Equity    $82,217,789  $83,581,875   $79,496,361
                            -----------  -----------   -----------
Cash Dividends:
Preferred                       158,968      159,903       160,527
Common                        6,496,637    5,929,069     5,042,242
                            -----------  -----------   -----------
Total Dividends             $ 6,655,605  $ 6,088,972   $ 5,202,769
                            -----------  -----------   -----------

                         HIGHLAND TELEPHONE COMPANY

                    5 YEAR SUMMARY OF OPERATIONS - pg. 2
             (Not Covered by Report of Independent Accountants)

For the year ended December 31,
                               1994         1993           1992
Per Share Information (Note 1):
Net Income Per
       Common Share           $17.92       $16.39         $13.41
Cash Dividends Per            $12.82       $11.70         $ 9.95
        Common Share

Average Shares of Common Stock
Outstanding                  506,758      506,758        506,758

Note 1: Net income per common share is derived by deducting preferred stock dividends from net income. Cash dividends per common share represent the annual dividend rate paid by the Company.

                         HIGHLAND TELEPHONE COMPANY

                    5 YEAR SUMMARY OF OPERATIONS - pg. 3
             (Not Covered by Report of Independent Accountants)

For the year ended December 31,
                               1991         1990
STATEMENT OF INCOME
Operating Revenues          $33,936,765  $33,532,780
Operating Expenses & Taxes   25,118,735   23,878,196
                            -----------  -----------
                              8,818,030    9,654,584
Federal Income Tax            1,891,000    2,616,000
                            -----------  -----------
Income from operations        6,927,030    7,038,584
Other Income (Expense)-Net      251,770       69,990
                            -----------  -----------
Income Before Fixed Charges   7,178,800    7,108,574
Fixed Charges                 1,708,306    1,946,604
                            -----------  -----------
     Net Income             $ 5,470,494  $ 5,161,970

BALANCE SHEET
Current Assets              $ 8,261,303  $ 8,816,911
Telephone Plant              62,996,556   62,169,340
Deferred & Other Assets       3,882,020    3,795,550
                            -----------  -----------
    Total Assets            $75,139,879  $74,781,801
                            -----------  -----------
Current Liabilities         $14,885,869  $13,665,182
Long-Term Debt               10,730,000   12,210,000
Deferred Federal
   Income Taxes              11,976,992   12,757,614

Other Deferred Credits          563,784      802,941
Share Owners' Equity         36,983,234   35,346,064
                            -----------  -----------
Total Liabilities &
    Share Owners  Equity    $75,139,879  $74,781,801
                            -----------  -----------
Cash Dividends:
Preferred                       161,464      164,567
Common                        3,663,860    3,020,278
                            -----------  -----------
Total Dividends             $ 3,825,324  $ 3,184,845
                            -----------  -----------

                         HIGHLAND TELEPHONE COMPANY

                    5 YEAR SUMMARY OF OPERATIONS - pg. 4
             (Not Covered by Report of Independent Accountants)

For the year ended December 31,
                               1991         1990
Per Share Information (Note 1):
Net Income Per
       Common Share           $10.48       $ 9.86
Cash Dividends Per            $ 7.23       $ 5.96
        Common Share

Average Shares of Common Stock
Outstanding                  506,758      506,758

Note 1: Net income per common share is derived by deducting preferred stock dividends from net income. Cash dividends per common share represent the annual dividend rate paid by the Company.

                         HIGHLAND TELEPHONE COMPANY
                   A subsidiary of Frontier Corporation -
                 (formerly Rochester Telephone Corporation)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Corporate Name Change and Restructuring
- ---------------------------------------
     In December 1994, upon receiving shareowner approval, Rochester Telephone Corporation, the parent company, reorganized as a holding company and changed its name to Frontier Corporation. Highland Telephone Company (the "Company") has since adopted the Frontier brand and will ask the shareholders to approve an amendment to the Restated Certificate of Incorporation to change the Company's name to Frontier Communications of New York, Inc. at its 1995 Annual Meeting. The new name reflects the pioneering heritage of our past combined with our willingness to embrace the challenges of the future. The name also symbolizes the change from a corporation focused primarily in Rochester, New York to a corporation that is expanding geographically and currently operates in 32 states.

Total Operating Revenues
- ------------------------
     Total operating revenues increased $3,105,000 or 7.5 percent in 1994; and $4,130,000, or 11.0 percent in 1993, over the immediate previous year.

     -Local Service Revenue

     Local service revenue increased $1,055,000, or 9.5 percent, from $11.1 million in 1993 to $12.2 million in 1994. Local service revenue increased $1,857,000, or 20.0 percent, in 1993 from 1992. The 1994 and 1993 revenue growth are the result of increases in access lines in service, higher sales of enhanced custom calling features, and, advanced number identification products, like Caller ID. Also in 1993, revenues included the full year impact of a rate increase associated with the New York State Public Service Commission's rate restructure plan. This increase was the result of an October 1992 New York State Public Service Commission decision which required all telephone companies to recover more costs associated with providing local dial tone from local service rates. Traditionally, a significant portion of these costs were recovered through toll revenues. This plan was designed to be revenue neutral and only represents a reclassification of toll revenues to local service revenues. This rate increase contributed approximately $530,000 to 1993's local service revenue increase from 1992.

     The 1993 revenue increase also includes the January 1, 1993 regulation of inside wire, reclassifying miscellaneous revenues as local service revenues.

     -Toll Service Revenue

     Toll service revenue increased $2,659,000, or 13.4 percent, from $19.8 million in 1993 to $22.4 million in 1994. Toll service revenue increased $599,000, or 3.1 percent, from 1992. The 1994 revenue increase is attributable to growth in long distance usage.

     The 1993 revenue increase was primarily the result of increased calling volume offset in part by the implementation of the New York State Public Service Commission's rate restructure plan, when toll revenues were reclassified as local service revenues.

     In general, prices being charged to long distance companies for access service usage, which represents fees charged for the use of the Company's network, declined slightly over the past two years to address the Company's need to be competitive in this market sector. The Company expects this price decline to continue as competition increases.

     -Directory Revenues

     Directory revenues increased $33,000, or 0.9 percent, in 1994 and $54,600, or 1.6 percent, in 1993. The marginal revenue increases in both 1994 and 1993 reflect that there was virtually no growth in the volume of advertising sales. Given existing competition in the directory marketplace, the Company anticipates that the 1995 directory revenues will increase approximately 3.4 percent.

     -Miscellaneous Revenues

     Miscellaneous revenues decreased $201,200, or 2.7 percent, in 1994 after increasing $1,635,000, or 28.2 percent, in 1993 from 1992. The 1994 decrease was primarily the result of increased billing and collection revenues, reflecting higher calling volumes, and deregulated sales, which were offset in part by the decrease of AT&T contract services.

     The 1993 revenue increase was the result of increase billing and collection revenues and AT&T contract services, which were offset in part by the reclassification of inside wire revenues to local service revenues.

Operating Expenses and Taxes
- ----------------------------
     Operating expenses and taxes increased 8.8 percent in 1994 and
7.1 percent in 1993.  Excluding depreciation, expenses increased
9.4 percent in 1994 and 8.1 percent in 1993. The 1994 expense increase is attributed to the $1.8 million increase in data processing expenses associated with the creation, in 1994, of a corporate data processing organization. In 1994, the Company achieved wage and benefit savings associated with combining administrative functions and streamlining operations to arrive at a reduced cost structure.

     In 1994, the Company adopted the Financial Accounting Standards Board Statement No. 112 (FAS 112), "Employers' Accounting for Postretirement Benefits", which addresses the manner in which companies must record expenses for postemployment benefits, including payments for disability, pre-pension leave (salary continuation) and severance pay. FAS 112 requires that projected future costs of providing postemployment benefits be recognized as an expense as employees render service rather than when the benefits are paid. Adoption of FAS 112 required the Company to calculate, and record in 1994, the cumulative effect of the change in accounting methodology for all years prior to 1994. For 1994, the adoption of this standard resulted in additional operating expenses in the amount of $76,900.

     The 1993 expense increase is primarily the result of an accounting change associated with recording certain employee benefits. In 1993, the Company adopted the Financial Accounting Standards Board Statement No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other than Pensions", using the delayed recognition of the transition obligation method. FAS 106 requires that projected future costs of providing postretirement benefits, such as health care and life insurance, be recognized as an expense as employees render service instead of when benefits are paid. For 1993, the adoption of this standard resulted in additional operating expenses in the amount of $1,351,000. However, a substantial portion of this increase was offset by a change in accounting for pensions. The change requires that the Company amortize, over a ten year period, the cumulative amount of pension funding from January 1, 1987 over the amount of pension expense which would have been recognized through December 31, 1992 under Financial Accounting Standards Board No. 87 (FAS 87), "Employers' Accounting for Pensions", reducing pension expenses throughout the amortization period. The net impact of adopting FAS 106 and recording the accounting change for FAS 87 actually resulted in only $1,106,000 of additional expenses in 1993.

     Depreciation expenses increased 6.2 percent in 1994 and 3.3 percent in 1993. The increases in both years are the result of additions to telephone plant in service in each year.

Fixed Charges
- -------------
     Total fixed charges decreased 32.4 percent in 1994 and 17.5 percent in 1993, primarily as a result of pay downs on long term debt and decrease in interest rates. In October 1993, the Company retired $8.6 million of first mortgage bonds early using funds advanced from the parent company, Frontier Corporation. In April 1992, the Company retired $3.4 million of first mortgage bonds using internally generated cash and a $3 million short term advance from the parent company. In July 1993, upon approval from the New York State Public Service Commission, this advance was reclassified as long term debt.

Income Taxes
- ------------
     The effective federal income tax rate in 1994 was 34.0 percent, compared with 35.0 percent in 1993 and 32.1 percent in 1992. As a result of the Revenue Reconciliation Act of 1993, the 1993 income tax provision includes the impact of the federal tax rate increase from 34 to 35 percent. The impact amounted to $155,800. (See notes 1 and 5 in Notes to the Financial Statements).

Net Income
- ----------
     Net income increased 9.1 percent in 1994 and 21.7 percent in 1993. The 1994 increase in net income reflect increases in local and toll revenues, interest income, and decreased interest expense on outstanding debt. The 1993 increase in net income reflects increases in local, toll and billing and collection revenues, and decreased interest expense on outstanding debt.

Liquidity and Capital Resources
- -------------------------------
     Cash and cash equivalents amounted to $621,145 at year end 1994, $2,615,010 at year end 1993, and $1,474,010 at year end 1992.
The decrease in 1994 is the result of pay downs on short term debt and increased dividend payments. The increase is 1993 was mostly due to increased earnings.

     At year end 1994, the Company had outstanding short term borrowings of $2.4 million with Frontier Corporation, the parent company. The interest rate on these borrowings was 6.54 percent at December 31, 1994. The Company also has a long term promissory note payable to Frontier Corporation for $8.9 million. These borrowings were used to retire long term first mortgage bonds, to take advantage of lower interest rates, and to pay off a short term loan owed to Chemical Bank. The original debt served to finance the Company's construction program prior to 1989. The Company anticipates meeting its debt obligation with cash generated from operations.

     A key financial indicator of the Company's ability to meet its debt obligations is pre-tax interest coverage. For the year 1994, the Company's pre-tax income of 19.0 times total fixed charges is greater than the pre-tax income to total fixed charges ratio of
12.3 times and 8.3 times for the years 1993 and 1992, respectively. The 1994 pre-tax interest coverage ratio of 19.0 times total fixed charges is attributable to an increase in earnings and a decrease in interest expense the Company experienced in connection with a lower debt balance and lower interest rates charged on that debt.

     The ratio of long term debt to total capitalization increased to 16.9 percent at the end of 1994, from 6.8 percent at the end of 1993 and from 18.2 percent at the end of 1992. This increase is due to the 1994 reclassification of short term borrowings to long term debt offset in part by an 18.9 percent growth in retained earnings during the two year period, year end 1992 through year end 1994.

     After tax coverage of Preferred Stock dividends was 58.1 times net income in 1994 compared to 52.8 times net income in 1993 and
43.3 times net income in 1992.

     In 1994, the Company internally financed 100.0 percent of its $2,696,000 construction program, in 1993, 100.0 percent of a $5,186,000 program, and in 1992, 100.0 percent of a $6,865,000 program. During 1995, the Company will expend $3,885,000 for additions to plant, property, and equipment. Working capital requirements for the 1995 construction program are projected to be met by internally generated funds.

     In the past, the Company sold its own debt securities.
Management feels that the Company has the ability to market its own debt securities.


Regulatory Proceedings
- ----------------------
     Effective January 1, 1993, the Company adopted FAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", and petitioned the Federal Communications Commission
(FCC), to recover FAS 106 costs through the rate making process. Although the FCC originally rejected the Company's petition, the FCC has since allowed the Company to recover the portion of the FAS 106 cost associated with the Transition Benefit Obligation (the unrecorded postretirement benefit liability) amortized over a twenty year period, pending the FCC's investigation as to whether this cost should be recoverable by price cap regulated companies. Rates reflecting this expense went into effect July 2, 1993. The FCC s investigation remains pending.

     On September 7, 1993, the New York State Public Service Commission issued a statement of policy and order concerning the accounting and ratemaking treatment for companies adopting FAS 106 and FAS 87. The policy states that rate filings to recover the effects of adopting FAS 106 and FAS 87 shall encompass a general rate change whereby all elements of costs are presented and considered. Companies can not file single issues rate changes for the purpose of implementing FAS 106 into rates. In 1995, the Company does not anticipate the need for such a filing.

Effects of Competition and Inflation
- ------------------------------------
     The 1990's will bring further deregulation of telecommunication products and services, as well as increasing competition in virtually all of the Company's markets, including local dial tone. Today, competition is prevalent with respect to business telecommunication systems, directory, and telephone sales. The Company has made and will continue to make significant investments it its network, including deployment of fiber optic cable and digital switches. This will enable the Company to compete more effectively, to provide enhanced services and attract new businesses. Furthermore, the Company believes its commitment to an enhanced quality focus will strengthen its strong service position. This is essential to sustaining viability in all of the Company's markets and a prerequisite to competing in the 1990's.

     The Company intends to continue to counteract the effects of inflation through cost reductions, improved productivity, enhanced marketing programs, and the filing of timely requests for rate relief.

Price Waterhouse LLP
1900 Chase Square
Rochester, NY 14604-1984
(716) 232-4000


                      Report of Independent Accountants

January 27, 1995

To the Shareowners and
Board of Directors of
Highland Telephone Company


In our opinion, the accompanying balance sheets and the related statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of Highland Telephone Company at December 31, 1994, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 7 to the financial statements, during the first quarter of 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions."

  /s/  Price Waterhouse LLP

HIGHLAND TELEPHONE COMPANY
(A subsidiary of Frontier Corporation)
Balance Sheet - Page 1
                                                    December 31,
                                      -----------  ------------  ------------
                                          1994        1993           1992
Assets
Current assets:
 Cash and cash equivalents            $    621,145 $  2,615,010  $  1,474,010
 Accounts receivable                     9,016,180    8,375,451     7,841,208
 Accounts receivable - affiliates        5,815,779    3,871,791       496,719
 Refundable taxes                          293,689      275,962       286,756
 Materials and supplies                    251,225      420,654       602,835
 Prepayments                               513,527      610,115       655,978
                                      ------------ ------------  ------------
       Total current assets             16,511,545   16,168,983    11,357,506
                                      ------------ ------------  ------------

Telephone plant, at original cost:
 Telephone plant in service            104,047,094  100,598,594    98,991,200
 Telephone plant under
     construction                          855,410     1,982,377    2,555,254
                                      ------------ ------------  ------------
                                       104,902,504  102,580,971   101,546,454
 Less - Accumulated depreciation        43,444,579   38,451,752    37,122,322
                                      ------------ ------------  ------------
        Net telephone plant             61,457,925   64,129,219    64,424,132
                                      ------------ ------------  ------------

Regulated deferred asset                 2,770,676    2,804,242     3,456,000

Prepaid pension expense                  1,303,179      406,591

Other assets                               174,464       72,840       258,723
                                      ------------ ------------  ------------

        Total assets                  $ 82,217,789 $ 83,581,875  $ 79,496,361
                                      ============ ============  ============
       See accompanying notes to financial statements.

HIGHLAND TELEPHONE COMPANY
(A subsidiary of Frontier Corporation)
Balance Sheet, Page 2
                                                         December 31,
                                       ----------- ------------  ------------
                                           1994        1993           1992
Liabilities and Shareowners' Equity
Current liabilities:
 Notes payable                                                   $  6,000,000
 Current portion of long-term debt                                     90,000
 Accounts payable                      $ 5,440,783  $ 6,931,887     6,538,513
 Advances/accounts payable -
   affiliates                            8,480,742   16,218,890     3,295,775
 Common stock dividends payable                       1,500,004     1,271,963
 Customer deposits                         403,763      447,951       473,336
 Advance billing for telephone service     301,286      290,898       254,422
 Preferred dividends payable                43,052       43,833        43,989
 Income taxes due to parent                402,338      609,898       606,210
 Interest accrued                           38,238       24,322       231,101
                                       ------------ ------------ ------------
      Total current liabilities         15,110,202   26,067,683    18,805,309
                                       ------------ ------------ ------------
Notes payable - affiliates               8,900,000    3,000,000
Long-term debt                                                      8,640,000
                                       ------------ ------------ ------------
Deferred federal income taxes           10,486,502   11,188,704    12,741,236
                                       ------------ ------------ ------------
Other deferred credits                     699,186      636,488       579,412
                                       ------------ ------------ ------------
Other postemployment benefits            3,347,176    1,589,000
                                       ------------ ------------
Shareowners' equity:
 Common stock, $4.50 par value -
   Authorized - 1,257,333 shares
   Issued and outstanding - 506,758
    shares                               2,280,411    2,280,411     2,280,411
 Capital in excess of par value            683,327      683,327       683,327
 Other capital paid by parent company    7,005,266    7,005,266     7,005,266
 Retained earnings                      31,204,319   28,621,596    26,244,000
                                       ------------ ------------ ------------
       Common shareowner's equity       41,173,323   38,590,600    36,213,004


Balance Sheet, Page 2   (Cont'd)

   Preferred stock (cumulative), $100
    par value -
     Authorized - 40,000 shares
     Issued and outstanding -
      Series A- 5-7/8% - 18,694 shares   1,869,400    1,869,400     1,869,400
      Series B- 7.8% - 6,320 shares in
       1994, 6,400 shares in 1993 and
       6,480 shares in 1992                632,000      640,000       648,000
                                       ------------ ------------ ------------
         Total shareowners' equity      43,674,723   41,100,000    38,730,404
                                       ------------ ------------ ------------
         Total liabilities and
         shareowners' equity           $82,217,789  $83,581,875   $79,496,361
                                       ===========  ===========  ============

         See accompanying notes to financial statements.

HIGHLAND TELEPHONE COMPANY
(A subsidiary of Frontier Corporation)
Statement of Income
                                         For the year ended December 31,
                                      -----------  -----------   ----------
                                         1994         1993          1992
Operating revenues:
 Local service                        $12,204,921  $11,149,767   $9,292,840
 Toll service                          22,453,673   19,794,474   19,195,674
 Directory advertising revenues         3,589,903    3,556,916    3,502,336
 Miscellaneous                          7,223,074    7,424,323    5,789,487
   Less - Uncollectibles                 (839,588)    (398,127)    (382,694)
                                      -----------  -----------   ----------
      Total operating revenues         44,631,983   41,527,353   37,397,643
                                      -----------  -----------   ----------
Operating expenses:
 Plant specific                         6,702,322    5,821,310    5,450,960
 Plant non-specific                     1,192,426    1,398,685    1,345,064
 Depreciation                           5,716,417    5,383,946    5,214,421
 Customer operations                    6,711,903    5,992,779    5,735,262
 Corporate operations                   5,831,836    5,399,458    4,573,621
 Other taxes                            3,995,730    3,717,652    3,556,856
                                      -----------  -----------   ----------
      Total operating expenses         30,150,634   27,713,830   25,876,184
                                      -----------  -----------   ----------
      Operating income                 14,481,349   13,813,523   11,521,459
                                      -----------  -----------   ----------
Interest expense                          777,924    1,150,428    1,394,939

Other income and expense:
 Allowance for funds used during
  construction                             24,492      117,817      121,764
 Other income (expense), net              263,011      204,559       (5,345)
                                      -----------  -----------   ----------
      Income before taxes              13,990,928   12,985,471   10,242,939

Federal income taxes                    4,752,600    4,518,903    3,285,000
                                      -----------  -----------   ----------
Net income                            $ 9,238,328  $ 8,466,568   $6,957,939
                                      ===========  ===========   ==========

         See accompanying notes to financial statements.

HIGHLAND TELEPHONE COMPANY
(A subsidiary of Frontier Corporation)
Statement of Income
                                          For the year ended December 31,
                                      -----------  -----------   ----------
                                          1994         1993          1992
Balance, January 1                    $28,621,596  $26,244,000   $24,488,830

 Net income                             9,238,328    8,466,568     6,957,939
                                      ------------ -----------   -----------
       Total                           37,859,924   34,710,568    31,446,769
                                      ------------ -----------   -----------
Dividends declared:
 Preferred stock -
   Series A ($5.875 per share)            109,827      109,827       109,827
   Series B ($7.80 per share)              49,141       50,076        50,700

 Common stock -
   Paid to parent company               6,496,637    5,929,069     5,042,242
                                      ------------ -----------   -----------

       Total                            6,655,605    6,088,972     5,202,769
                                      ------------ -----------   -----------

Balance, December 31                  $31,204,319  $28,621,596   $26,244,000
                                      ===========  ===========   ===========

   See accompanying notes to financial statements.

HIGHLAND TELEPHONE COMPANY (A subsidiary of Frontier Corporation)
Statement of Cash Flows
                                           For the year ended December 31,
                                      ------------   -----------    ----------
                                          1994           1993           1992
Operating activities:
 Net income                            $ 9,238,328   $ 8,466,568    $6,957,939
                                      ------------   -----------    ----------
 Adjustments to reconcile net income
  to net cash provided by operating
  activities -
   Depreciation and amortization         5,716,417    5,444,826      5,231,667
   Changes in operating assets and
   liabilities -
    Increase in accounts receivable,
     accounts receivable - affiliates
     and refundable taxes               (2,602,444)  (3,898,521)    (1,636,810)
    Decrease (increase) in materials
    and supplies                           169,429      182,181        (62,649)
    Decrease (increase) in prepayments
     (includes prepaid pension)           (800,000)    (360,728)        72,166
    Decrease in regulated deferred
     asset                                  33,566      651,758         44,000
    Decrease (increase) in other
     assets                               (101,624)     125,004        106,051
    Increase (decrease) in accounts
     payable, advances/accounts payable -
     affiliates and customer deposits   (4,273,440)  (3,008,896)     3,344,811
    Increase (decrease) in advance
     billing                                10,388       36,476         (6,872)
    Increase in postretirement
     benefits obligation                 1,758,176    1,589,000
    Decrease in income taxes due to
     parent and interest accrued          (193,644)    (203,091)      (976,655)
    (Decrease) increase in deferred
     federal income taxes                 (702,202)  (1,552,532)       764,244
    Increase (decrease) in other
     deferred credits                       62,698       57,076         15,628
                                       -----------   -----------    ----------
        Total adjustments                 (922,680)    (937,447)     6,895,581
                                       -----------   -----------    ----------
        Net cash provided by
        operating activities             8,315,648    7,529,121     13,853,520

Statement of Cash Flows  (cont'd)

Investing activities:
 Expenditures for property, plant
  and equipment                         (3,045,123)   (5,089,033)   (6,641,997)
                                       -----------   -----------    ----------
        Net cash used in
        investing activities            (3,045,123)   (5,089,033)   (6,641,997)
                                       -----------   -----------    ----------
Financing activities:
 Advances from affiliate                              10,300,000     2,700,000
 Repayment of advances from affiliate   (5,000,000)
 Long-term debt acquired                 5,900,000     3,000,000
 Repayments of long-term debt                         (8,730,000)   (3,480,000)
 Dividends paid                         (8,156,390)   (5,861,088)   (4,954,613)
 Retirements of preferred stock             (8,000)       (8,000)       (8,000)
                                       -----------   -----------    ----------
        Net cash used in financing
        activities                      (7,264,390)   (1,299,088)   (5,742,613)
                                       -----------   -----------    ----------
Net increase (decrease) in cash and
 cash equivalents                       (1,993,865)    1,141,000     1,468,910
Cash and cash equivalents at
 beginning of year                       2,615,010     1,474,010         5,100
                                       -----------   -----------    ----------
Cash and cash equivalents at
 end of year                           $   621,145   $ 2,615,010    $1,474,010
                                       ===========   ===========    ==========

     See accompanying notes to financial statements.

HIGHLAND TELEPHONE COMPANY
(A subsidiary of Frontier Corporation)
Notes to Financial Statements
December 31, 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
- ---------------------------------------------------

The accounting policies of Highland Telephone Company (the Company) are in conformity with generally accepted accounting principles and, where applicable, conform to the accounting principles as prescribed by the New York State Public Service Commission (PSC) and federal regulatory bodies. The more signi-ficant accounting policies are summarized in the following paragraphs.

Basis of Presentation
- ---------------------
Certain prior year figures have been reclassified to conform with current year presentation.


Materials and Supplies
- ----------------------
Materials and supplies are stated at the lower of cost or market, based on average unit cost.


Telephone Plant
- ---------------
Additions to and replacements of telephone plant are capitalized at original cost, including costs for benefits and supervision applicable to construction labor. The cost of depreciable property units retired, plus removal costs, less salvage is charged to accumulated depreciation. Replacements, renewals and betterments of units of property are capitalized. Replacement of items not considered units of property and all repairs and maintenance are charged to operating expense.


Depreciation
- ------------
Depreciation is computed on the straight-line method using estimated service lives of the various classes of telephone plant. The overall composite depreciation rate was 5.4% in 1994, 1993 and 1992.

Allowance for Funds Used During Construction
- --------------------------------------------
The Company includes in its telephone plant accounts an imputed cost of debt and equity funds used for the construction of telephone plant and credits such amounts to other income.

Federal Income Taxes
- --------------------
The Company is included in the consolidated federal income tax return of its parent, Frontier Corporation (FC). The Company pays FC for the federal income tax liability resulting from the filing by FC of a consolidated U.S. federal income tax return, determined on a separate entity basis. For federal income tax purposes, the Company takes maximum advantage of available tax incentives. In addition, certain interest and other costs capitalized for financial statement purposes are deducted in computing federal income taxes.

Deferred income taxes are provided by regulated operations in compliance with the normalization provisions of current tax law and regulatory orders. The major temporary differences reflected in the deferred tax liability are depreciation and investment tax credits. Excess deferred taxes applicable to Telephone Operations are amortized in compliance with the normalization provisions of current tax law and regulatory orders. This amortization is normalized over the same time period as the related asset generating the deferral.

Regulatory Asset
- ----------------
FAS 109 requires that a regulatory asset and a deferred tax liability be recognized to reflect the probable increase in future revenue and an increase in future tax expense which will be recognized as the result of a reversal of temporary differences which decreased tax expense when originally incurred. The regulatory asset and deferred tax liability also includes a gross-up for taxes which will be incurred as the result of the future increase in revenue.


Deferred Investment Credits
- ---------------------------
Deferred investment credits are included in income as a reduction of income tax expense over the estimated useful lives of the assets that gave rise to the credits. Income tax expense for 1994, 1993, and 1992 has been reduced by $224,500, $236,700, and
$242,600, respectively, resulting from the amortization of such investment credits.

Cash Flows
- ----------
For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Actual interest paid was $769,569, $872,139, and $1,377,512 in
1994, 1993 and 1992, respectively. In addition, actual federal income taxes remitted to the parent company were $5,676,000 in 1994, $5,416,000 in 1993, and $3,362,000 in 1992.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT:
- --------------------------------------

Telephone plant in service and under construction are stated at cost. Listed below are the major classes of telephone plant in service as of December 31:

                                           1994           1993
                                      ------------   ------------

Land and buildings                    $  8,014,085   $  7,997,598
Local and toll service lines            47,348,672     45,716,820
Furniture, office equipment,
 vehicles, tools and other               5,305,425      5,347,342
Central office equipment                40,620,052     38,876,095
Station equipment                        2,758,860      2,660,739
                                      ------------   ------------
                                      $104,047,094   $100,598,594
                                      ============   ============

NOTE 3 - CAPITALIZATION:
- -----------------------

Common Shareowner's Equity
- --------------------------
On March 31, 1976, Frontier Corporation was granted approval by the PSC to obtain all of the Company's outstanding common stock in accordance with an agreement and plan of merger between the Company and FC. Subsequent to the merger, FC has contributed $7,005,266 in additional capital to the Company. All of the outstanding shares of common stock of Highland Telephone Company are held by FC.


Preferred Shareowners' Equity
- -----------------------------
The 5-7/8% Series A is redeemable only at the option of the Company at par plus unpaid accumulated dividends. The 7.8% Series B is redeemable at par plus varying premium rates and any unpaid accumulated dividends. The redemption price plus premiums for Series B ranges from $100.80 to $105.00. During 1994, 1993 and 1992, 80 shares of Series B were redeemed in each year. Owners of preferred shares are entitled to voting rights under certain circumstances.


Long-Term Debt
- --------------
In October 1993, the Company retired its Series K, L, M and N first mortgage bonds at a loss using $8,600,000 advanced from FC.

NOTE 4 - NOTES PAYABLE:
- ----------------------

The Company has a promissory note payable to Frontier Corporation for $3,000,000, which was consummated on October 15, 1993.
Interest is due monthly at a rate of 6.5% per annum, and the principal is due on July 6, 2003.

On January 1, 1995, the Company entered into a ten-year loan agreement with FC to refinance $5,900,000 in advances. Interest is due monthly at a rate of 8.4% per annum.



NOTE 5 - FEDERAL INCOME TAXES:
- -----------------------------

Components of federal income taxes are:

                          1994          1993          1992

Current               $5,421,235     $ 5,533,000    $3,341,000
Deferred                (668,635)     (1,014,000)      (56,000)
                      -----------    ------------   -----------
                      $4,752,600     $ 4,519,000    $3,285,000
                      ===========    ============   ===========

The following is a reconciliation between federal income tax expense and tax computed on income before federal income tax at the applicable statutory rate:

                    1994               1993              1992
              -----------------  -----------------  ----------------
                Amount      %      Amount      %      Amount     %
              ----------  -----  ----------  -----  ----------  ----
Tax expense
at statutory
rate          $4,897,000  35.0%  $4,545,000 35.0%   $3,483,000 34.0%

Accelerated
depreciation     173,600   1.2      239,400  1.9       132,600  1.3

Cost of removal  (20,200)  (.1)     (16,000) (.1)      (33,000) (.3)

Investment tax
credit          (224,500) (1.6)    (236,700)(1.7)     (242,600)(2.4)

Other, net       (73,300)  (.5)     (12,700) (.1)      (55,000) (.5)
              ----------- -----   ---------- ----   ----------- ----
              $4,752,600  34.0%  $4,519,000 35.0%   $3,285,000 32.1%
              =========== =====  ========== =====   ========== =====

As a result of the Revenue Reconciliation Act of 1993, the 1993
Income Tax provision includes the impact of the federal tax rate increase from 34% to 35%. The impact amounts to $155,808.

Deferred tax liabilities (assets) are comprised of the following at December 31:

                               1994              1993
                           ------------      ------------
Accelerated depreciation   $11,820,827       $11,886,727
Investment tax credit          399,448           503,548
MTA taxes                      135,833           121,733
Other                           30,186            25,379
                           ------------      ------------
    Gross deferred tax
    liabilities             12,386,294        12,537,387
                           ------------      ------------

Partnership losses            (171,400)         (189,000)
Rate case                     (193,096)         (156,496)
Insurance reserve              (36,500)          (35,100)
Moratorium                     (41,900)          (20,000)
Bad debt                      (148,200)          (70,400)
ROE excess                     (64,678)          (64,678)
Postretirement benefit
 obligations                (1,001,320)         (556,200)
Other                         (242,698)         (256,809)
                           ------------      ------------
    Gross deferred tax
    assets                  (1,899,792)       (1,348,683)
                           ------------      ------------
    Total deferred income
    taxes                  $10,486,502       $11,188,704
                           ============      ============

NOTE 6 - PENSION PLAN:
- ---------------------

Highland Telephone Company, through its defined benefit plan, provides retirement benefits for substantially all full-time employees. Qualified employees of Frontier Communications of AuSable Valley, Inc., Frontier Communications of Seneca Gorham, Inc. and Frontier Communications of Sylvan Lake, Inc., affiliates, are also eligible to participate in the Company's pension plan.

The plan's funded status is as follows:

                                                December 31,
                                     ------------------------------
                                       1994       1993      1992
                                        (In thousands of dollars)
Actuarial present value of
 benefit obligations:
 Vested benefit obligations          $17,280    $17,760    $11,497
                                     --------   --------   --------

 Accumulated benefit obligations     $18,365    $19,097    $12,679
                                     --------   --------   --------
Plan assets at fair value,
 primarily common stock              $24,672    $25,632    $22,438

Projected benefit obligation          20,260     21,790     16,918
                                     --------   --------   --------
   Plan assets in excess of
   projected benefit obligation        4,412      3,842      5,520

Unrecognized net loss (gain)             669        639     (1,559)

Unrecognized net transition asset     (1,900)    (2,134)    (2,309)

Unrecognized prior service cost          502        714        905

Regulatory adjustment                 (2,305)    (2,593)    (2,866)

(Prepaid) accrued pension (benefit)
 cost actuarially allocated to other
 participating subsidiaries              (75)       (62)        26
                                     --------   --------   --------

Net prepaid (accrued) pension
 benefit (cost)                      $ 1,303    $   406    $  (283)
                                     ========   ========   =========

Net periodic pension cost consists of the following:

                                        1994      1993      1992
                                        (In thousands of dollars)

Service cost - benefits earned
 during the period                   $   465    $   604    $   647

Interest cost on projected benefit
 obligation                            1,598      1,492      1,237

Net amortization and deferral         (2,838)       400       (245)

Actual return on plan assets             445     (2,618)    (1,868)
                                     --------   --------   --------

Net periodic pension cost
 determined under FAS 87                (330)      (122)      (229)

Amount expensed due to regulatory
 agency actions                         (288)      (288)       671

Net periodic pension cost
 actuarially allocated to other
 participating subsidiaries              (83)      (149)       (38)
                                     --------   --------   --------

Net periodic pension (benefit)
 cost recognized by Highland
 Telephone Company                   $  (701)   $  (559)   $   404
                                     ========   ========   ========


The projected benefit obligation at December 31, 1994 was determined using an assumed discount rate of 8.5% and an assumed rate of increase in future compensation levels of 5.5%. The expected weighted average long-term rate of return on assets was assumed to be 9.0%. The unrecognized net transition asset is being amortized over 14 years.


The Company's funding policy is to make contributions for pension benefits based on actuarial computations which reflect the long-term nature of the pension plan. However, under Financial Accounting Standards Board Statement No. 87 (FAS 87), "Employers' Accounting for Pensions," the development of the projected benefit obligation essentially is computed for financial reporting purposes and may differ from the actuarial determination for funding due to varying assumptions and methods of computation.

NOTE 7 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:
- ----------------------------------------------------

The Company provides health care, life insurance, and certain other retirement benefits for substantially all employees. Effective January 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 106 (FAS 106) "Employers' Accounting for Postretirement Benefits Other than Pensions." FAS 106 requires that employers reflect in current expenses an accrual for the cost of providing postretirement benefits to current and future retirees. Prior to 1993, the Company recognized these costs as they were paid. The cost of postretirement benefits was recognized as determined under the projected unit credit actuarial method.

The funded status of the plans as of December 31, 1994 follows:

                                      1994         1993
Accumulated postretirement
 benefit obligation
 (APBO) attributable to:
  Retirees                         $ 8,070,000  $ 5,911,000
 Fully eligible plan participants    1,458,000    1,491,000
 Other active plan participants      4,659,000    4,661,000
                                   -----------  -----------
     Total APBO                     14,187,000   12,063,000
Plan assets at fair value                    -            -
                                   -----------  -----------
APBO in excess of plan assets       14,187,000   12,063,000
Unrecognized transition obligation  10,141,000   10,704,000
Unrecognized net (gain) loss           698,824     (230,000)
                                   -----------  -----------
Accrued postretirement benefit
  obligation                       $ 3,347,176  $ 1,589,000
                                   ===========  ===========



The components of the estimated postretirement benefit cost for 1994 follow:

Service cost                       $  402,000   $ 386,000
Interest on accumulated
 postretirement benefit obligation  1,064,000     890,000
Amortization of transition
 obligation                           563,000     563,000
Amortization of gains and losses      215,000           -

Net postretirement benefit cost    $2,244,000   $1,839,000

To estimate these costs, health care costs were assumed to increase 11.2% in 1995 with the rate of increase declining consistently to 5.75% by 2006 and thereafter. The weighted discount rate and salary increase rate were assumed to be 8.5% and 5.5%, respectively. If the health care cost trend rates were increased by one percentage point, the accumulated postretirement benefit health care obligation as of December 31, 1994 would increase by $1.6 million while the sum of the service and interest cost components of the net postretirement benefit health care cost for 1994 would increase by $200,000.


NOTE 8 - POSTEMPLOYMENT BENEFITS:
- --------------------------------

In 1992, the Financial Accounting Standards Board released Statement No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), which is required to be implemented by January 1, 1994. FAS 112 requires that projected future costs of providing postemployment, but preretirement, benefits, such as disability, prepension leave (salary continuation) and severance pay, be recognized as an expense as employees render service rather than when the benefits are paid.

The Company adopted the provisions of FAS 112 effective January 1, 1994 which resulted in an immaterial effect on the financial statements.


NOTE 9 - TRANSACTIONS WITH AFFILIATED COMPANIES:
- -----------------------------------------------

The advances/accounts payable - affiliates balance includes $2,400,000 at December 31, 1994, $13,300,000 at December 31,
1993, and $3,000,000 at December 31, 1992 for funds advanced to the Company by FC. Interest paid on these funds was $550,900 in 1994, $324,000 in 1993, $119,000 in 1992, respectively. The remainder of the balance relates primarily to purchases of supplies and services from FC and other related subsidiaries at prices considered to be as favorable as those available from other sources.

In 1993, Frontier Long Distance of New York, Inc. (formerly Visions Long Distance Company) (FLD), an affiliate of Frontier Corporation, was established to provide long distance service for Highland Telephone Company customers. Approximately $5 million of the December 31, 1994 accounts receivable - affiliates balance relates to charges for access services, billing and collection services, and sales and marketing costs paid on behalf of FLD.
In addition, approximately $4.9 million of the accounts payable - affiliates balance relates to the remittance of amounts billed to customers by the Company for long distance and cellular services on behalf of FLD.

The Company paid $2,159,819 in 1994; $2,178,302 in 1993, and
$2,441,844 in 1992 to FC for allocated corporate charges primarily for executive, legal and financial assistance. The amount due from affiliates relates to customer and administrative services provided to other subsidiaries of FC. The Company also paid $2,373,916 to an affiliate, Frontier Information Technologies (formerly Distributed Solutions, Inc.) for data processing services during 1994.

Cash and cash equivalents include $779,610, $2,300,000 and $800,000 in investments held by FC on behalf of the Company at December 31, 1994, 1993 and 1992, respectively.


NOTE 10 - RATE MORATORIUM:
- -------------------------

Highland Telephone Company finalized a settlement agreement in 1990 with the Public Service Commission providing for an extension of a rate case moratorium which expired on December 31, 1989. Under the agreement extension, the Company agreed not to file for a general rate increase that would become effective prior to January 1, 1992. As part of this moratorium agreement, the Company was required to defer, for the customer's benefit, tax savings resulting from the Tax Reform Act of 1986 as well as the customer's share, under a sharing mechanism, of any earnings in excess of a threshold percent of equity during 1990 and 1991. The terms of this agreement expired December 31, 1991, but $699,186 remains as a deferred credit at December 31, 1994. This amount will be liquidated in future years subject to guidance and approval from the Public Service Commission.


NOTE 11 - OPERATING LEASES:
- --------------------------

The Company has noncancellable leases for computer hardware and office equipment. Minimum annual rental commitments at December 31, 1994 are as follows:

                        1995              $30,387
                        1996               17,264
                        1997                8,434
                        1998                8,434
                        Thereafter          3,514
                                          -------
                                          $68,033
                                          =======

Total rental costs were $35,255 for 1994, $341,730 for 1993 and 191,000 for 1992.

HIGHLAND TELEPHONE COMPANY
Stock Prices and Dividends Declared
- -----------------------------------

Since the common and preferred stocks of Highland Telephone
Company are not actively traded, neither sales prices nor bid and asked quotations are readily available.

Quarterly cash dividends per share declared during 1994, 1993 and 1992 were as follows:



                                             Preferred stock
            Common stock*           Series A - 5-7/8%     Series B - 7.8%
       ---------------------    ---------------------------    ------------------
Quarter  1994   1993   1992        1994     1993     1992       1994      1993      1992
       ------  ------ ------    -------- -------- --------     -----     -----     -----

First  $ 3.16  $ 2.63 $ 2.30    $1.46875 $1.46875 $1.46875     $1.95     $1.95     $1.95

Second   0.00    2.92   2.48     1.46875  1.46875  1.46875      1.95      1.95      1.95

Third    0.00    3.19   2.66     1.46875  1.46875  1.46875      1.95      1.95      1.95

Fourth   9.66    2.96   2.51     1.46875  1.46875  1.46875      1.95      1.95      1.95
       ------  ------ ------    -------- -------- --------     -----     -----     -----
       $12.82  $11.70 $ 9.95    $5.87500 $5.87500 $5.87500     $7.80     $7.80     $7.80
       ======  ====== ======    ======== ======== ========     =====     =====     =====


       * To parent company, Frontier Corporation, all of which shares are held by such parent.


This report on Form 10(k) is filed pursuant to a partial exemption from the reporting requirements of the Securities Exchange Act of 1934 approved by the Division of Corporation Finance of the Securities and Exchange Commission.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HIGHLAND TELEPHONE COMPANY

                                        /s/ Jeremiah T. Carr
Date: March 28, 1995                By: ------------------------
                                        Jeremiah T. Carr
                                        President and Chief Executive
                                        Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        /s/ Ronald L. Bittner
Date:  March 28, 1995               By: -------------------------
                                        Ronald L. Bittner
                                        Director

                                        /s/ Jeremiah T. Carr
Date:  March 28, 1995               By: --------------------------
                                        Jeremiah T. Carr
                                        President and Chief Executive
                                        Officer and Director

                                        /s/ Louis L. Massaro
Date: March 28, 1995                By: ---------------------------
                                        Louis L. Massaro
                                        Secretary and Director
                                        (and Principal Financial Officer)

Date: March 28, 1995                    /s/ Ralph Martucci, Jr.
                                    By: ----------------------------
                                        Ralph Martucci, Jr.
                                        Assistant Treasurer
                                        (and Principal Accounting Officer)