Form 10-K405
period 1995-12-31
FRONTIER COMMUNICATIONS OF NEW YORK INC
filed 1996-03-26
CIK 47417

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K


       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the fiscal year ended December 31, 1995

                 Commission file number 000-05558

                       --------------------

           FRONTIER COMMUNICATIONS OF NEW YORK, INC.
      (Exact name of registrant as specified in its charter)
             (formerly Highland Telephone Company)
                       -------------------

         NEW YORK                           14-0750550
---------------------------             -------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

180 South Clinton Avenue
Rochester, New York 14646-0700               14646
(Address of principal executive offices)  (Zip Code)

       Registrant's telephone number, including area code:
                          (914) 783-1400

Securities registered pursuant to Section 12(b) of the Act:

                              Name of each exchange
Title of each class           on which registered
-------------------           ---------------------
5.7% Cumulative Preferred             None
Stock Series A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

       NO REGULAR MARKET IS MAINTAINED IN THE REGISTRANT'S
            5.7% CUMULATIVE PREFERRED STOCK, SERIES A

Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of the latest
practicable date:  $4.50 Par Value Common Stock   506,758 shares

COVER PAGE

LOGO

FRONTIER COMMUNICATIONS OF NEW YORK, INC.
a Frontier Corporation Company

1995 ANNUAL REPORT
-----------------------------------------


INSIDE COVER


OUR BUSINESS AND TERRITORY

Frontier Communications of New York, Inc., a subsidiary of
Frontier Corporation, furnishes telecommunications services within a franchised area in Orange and Ulster Counties, New York, comprising approximately 335 square miles. The Company provides service to approximately 59,000 access lines.

Frontier Communications of New York, Inc. is committed to equal opportunity for all employees regardless of race, color, religion, sex, age, national origin, handicap or veteran status.

            FRONTIER COMMUNICATIONS OF NEW YORK, INC.
                         (the "Company")

BOARD OF DIRECTORS

RONALD L. BITTNER                    LOUIS L. MASSARO
Director of the Company; also        Director; also Executive
Director, Chairman, President        Vice President and Chief
and Chief Executive Officer of       Administrative Officer of
Frontier Corporation, a              Frontier Corporation, a
telecommunications company.          telecommunications company.

MARVIN C. MOSES
Director of the Company;
also Director, Vice Chairman
and Chief Financial Officer of
Frontier Corporation, a
telecommunications company.

EXECUTIVE OFFICERS

JEREMIAH T. CARR                     MARTIN MUCCI
President and Chief Executive        Vice President and
Officer of the Company; also         General Manager of the
Director and Chairman of             Company; also Vice
Rochester Telephone Corp.,           President and Treasurer
a telecommunications company;        of Rochester Telephone
also Senior Corporate Vice           Corp., a telecommuni-
President of Frontier                cations company
Corporation, a telecommuni-
cations company.

JOSEPHINE S. TRUBEK                  JOSEPH ENIS
Secretary of the Company;            Treasurer of the Company;
also Corporate Secretary of          also Treasurer of Frontier
Frontier Corporation, a              Corporation, a telecom-
telecommunications company.          munications company.

            FRONTIER COMMUNICATIONS OF NEW YORK, INC.

               5 YEAR SUMMARY OF OPERATIONS - Pg. 1
        {Not Covered by Report of Independent Accountants}

                 For the year ended December 31,
                                       1995         1994        1993
STATEMENT OF INCOME
Operating Revenues                  $44,423,712  $44,631,983 $41,527,353
Operating Expenses                   28,465,172   30,150,634  27,713,830
  & Taxes                            ----------   ----------  ----------
                                     15,958,540   14,481,349  13,813,523
Federal Income Tax                    5,312,400    4,752,600   4,518,903
                                     ----------   ----------  ----------
Income from operations               10,646,140    9,728,749   9,294,620
Other Income (Expense)-Net               92,131      287,503     322,376
                                     ----------   ----------  ----------
Income Before Fixed Charges
  &  Extraordinary Item              10,738,271   10,016,252   9,616,996
Fixed Charges                           796,696      777,924   1,150,428
                                     ----------   ----------   ---------
Income Before Extra-                  9,941,575    9,238,328   8,466,568
  ordinary Item
Extraordinary Item                   (8,208,097)           0           0
                                    -----------   ----------   ---------
   Net Income                        $1,733,478   $9,238,328  $8,466,568
                                     ----------   ----------   ---------
BALANCE SHEET
Current Assets                      $22,534,368  $16,511,545 $16,168,983
Telephone Plant                      47,406,297   61,457,925  64,129,219
Deferred & Other Assets               2,196,392    4,248,319   3,283,673
                                     ----------   ----------  ----------
    Total Assets                    $72,137,057  $82,217,789 $83,581,875
                                     ----------   ----------  ----------

Current Liabilities                 $14,644,917  $15,110,202 $26,067,683
Long-Term Debt                        8,900,000    8,900,000   3,000,000
Deferred Federal                      5,148,084   10,486,502  11,188,704
  Income Taxes
Other Deferred Credits                4,202,525    4,046,362   2,225,488
Share Owners' Equity                 39,241,531   43,674,723  41,100,000
                                     ----------   ----------  ----------
Total Liabilities &
    Share Owners' Equity            $72,137,057  $82,217,789 $83,581,875
                                     ----------   ----------  ----------

            FRONTIER COMMUNICATIONS OF NEW YORK, INC.

               5 YEAR SUMMARY OF OPERATIONS - Pg. 2
        {Not Covered by Report of Independent Accountants}

                 For the year ended December 31,
                                          1995         1994       1993
Cash Dividends:
Preferred                               158,655      158,968     159,903
Common                                6,000,015    6,496,637   5,929,069
                                     ----------   ----------  ----------
Total Dividends                      $6,158,670   $6,655,605  $6,088,972
                                     ----------   ----------  ----------

Per Share Information (Note 1):
Income Before Extraordinary
   Item Per Common Share                 $19.30       $17.92      $16.39
Net Income Per
   Common Share                           $3.11       $17.92      $16.39
Cash  Dividends Per
   Common Share                          $11.84       $12.82      $11.70

Average Shares of Common
Stock Outstanding                       506,758      506,758     506,758


Note 1: Income before extraordinary item per common share is derived by deducting preferred stock dividends from income before extraordinary item. Net income per common share is derived by deducting preferred stock dividends from net income. Cash dividends per common share represent the annual dividend rate paid by the Company.

            FRONTIER COMMUNICATIONS OF NEW YORK, INC.

               5 YEAR SUMMARY OF OPERATIONS - Pg. 3
        {Not Covered by Report of Independent Accountants}

                 For the year ended December 31,
                                        1992         1991
STATEMENT OF INCOME
Operating Revenues                  $37,397,643  $33,936,765
Operating Expenses                   25,876,184   25,118,735
  & Taxes                            ----------   ----------
                                     11,521,459    8,818,030
Federal Income Tax                    3,285,000    1,891,000
                                     ----------   ----------
Income from operations                8,236,459    6,927,030
Other Income (Expense)-Net              116,419      251,770
                                     ----------   ----------
Income Before Fixed Charges
  &  Extraordinary Item               8,352,878    7,178,800
Fixed Charges                         1,394,939    1,708,306
                                     ----------   ----------
Income Before Extra-                  6,957,939    5,470,494
  ordinary Item
Extraordinary Item                            0            0
                                      ---------   ----------
   Net Income                        $6,957,939   $5,470,494
                                     ----------   ----------
BALANCE SHEET
Current Assets                      $11,357,506   $8,261,303
Telephone Plant                      64,424,132   62,996,556
Deferred & Other Assets               3,714,723    3,882,020
                                     ----------   ----------
    Total Assets                    $79,496,361  $75,139,879
                                     ----------   ----------

Current Liabilities                 $18,805,309  $14,885,869
Long-Term Debt                        8,640,000   10,730,000
Deferred Federal                     12,741,236   11,976,992
  Income Taxes
Other Deferred Credits                  579,412      563,784
Share Owners' Equity                 38,730,404   36,983,234
                                     ----------   ----------
Total Liabilities &
    Share Owners' Equity            $79,496,361  $75,139,879
                                     ----------   ----------

            FRONTIER COMMUNICATIONS OF NEW YORK, INC.

               5 YEAR SUMMARY OF OPERATIONS - Pg. 4
        {Not Covered by Report of Independent Accountants}

                 For the year ended December 31,
                                          1992        1991
Cash Dividends:
Preferred                               160,527      161,464
Common                                5,042,242    3,663,860
                                     ----------   ----------
Total Dividends                      $5,202,769   $3,825,324
                                     ----------   ----------

Per Share Information (Note 1):
Income Before Extraordinary
   Item Per Common Share                 $13.41       $10.48
Net Income Per
   Common Share                          $13.41       $10.48
Cash  Dividends Per
   Common Share                           $9.95        $7.23
Average Shares of Common
Stock Outstanding                       506,758      506,758


Note 1: Income before extraordinary item per common share is derived by deducting preferred stock dividends from income before extraordinary item. Net income per common share is derived by deducting preferred stock dividends from net income. Cash dividends per common share represent the annual dividend rate paid by the Company.

            FRONTIER COMMUNICATIONS OF NEW YORK, INC.
                  a Frontier Corporation company

       Management's Discussion of Results of Operations and
                 Analysis of Financial Condition


     The information presented in this Management's Discussion of Results of Operations and Analysis of Financial Condition should be read in conjunction with the financial statements and accompanying Notes of Frontier Communications of New York, Inc. (the "Company") for the three years ended December 31, 1995.

MAJOR EVENTS

     In December 1994, upon receiving shareowner approval, Rochester Telephone Corporation, the parent company, reorganized as a holding company and changed its name to Frontier Corporation ("Frontier"). During 1995, upon receiving shareowner approval, Highland Telephone Company adopted the Frontier brand and changed the Company's name to Frontier Communications of New York, Inc. The new name reflects the pioneering heritage of our past combined with our willingness to embrace the challenges of the future. The name also symbolizes the change from a corporation focused primarily in Rochester, New York to a corporation that is expanding geographically.

     As of September 30, 1995, the Company discontinued the application of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation." The Company discontinued the use of FAS 71 based upon changes in regulation and increasingly rapid advancements in telecommunications technology and other factors creating competitive markets. The discontinuance of regulatory accounting methods resulted in a non-cash post-tax extraordinary charge of $8,208,000, net of applicable income taxes of $2,467,000, primarily caused by the reduction in the recorded value of long-lived telephone plant assets.

RESULTS OF OPERATIONS

Total Operating Revenues
------------------------
     Total operating revenues decreased $208,000, or 0.5 percent, in 1995; and increased $3,105,000, or 7.5 percent, in 1994.

     -Local Service Revenue
     ----------------------
     Local service revenue increased $750,000, or 6.1 percent, from $12.2 million in 1994 to $12.9 million in 1995. Local service revenue increased $1,055,000, or 9.5 percent, in 1994. The 1995 and 1994 revenue growth are the result of increases in access lines in service, higher sales of enhanced custom calling features, and, advanced number identification products, like Caller ID.

     -Toll Service Revenue
     ---------------------
     Toll service revenue decreased $2,023,000, or 9.0 percent, from $22.4 million in 1994 to $20.4 million in 1995. Toll service revenue increased $2,659,000, or 13.4 percent, in 1994. The 1995 revenue decrease is attributable to a decrease in the access rates charged to long distance companies and a change in New York State Tax Legislation disallowing the gross receipts tax surcharge on access revenues. The 1994 revenue increase is attributable to growth in long distance usage.

     In general, prices being charged to long distance companies for access service usage, which represents fees charged for the use of the Company's network, declined slightly over the past three years to address the Company's need to be competitive in this market sector. The Company expects this price decline to continue as competition increases.

     -Directory Revenues
     -------------------
     Directory revenues increased $26,300, or 0.7 percent, in 1995 and $33,000, or 0.9 percent, in 1994. The marginal revenue increases in both 1995 and 1994 reflect that there was virtually no growth in the volume of advertising sales. Given existing competition in the directory marketplace, the Company anticipates that the 1996 directory revenues will increase approximately 3.0 percent.

     -Miscellaneous Revenues
     -----------------------
     Miscellaneous revenues increased $380,700, or 5.3 percent, in 1995 and decreased $201,200, or 2.7 percent, in 1994. The 1995 revenue increase is attributable to increased billing and collection revenues, reflecting higher calling volumes and new product offerings, like paging and internet. The 1994 decrease was primarily the result of a reduction in AT&T contract services, which were offset in part by increased billing and collection revenues, reflecting higher calling volumes and deregulated sales.

Operating Expenses and Taxes
----------------------------
     Operating expenses and taxes decreased 5.6 percent in 1995 and increased 8.8 percent in 1994. Excluding depreciation, expenses decreased 9.0 percent in 1995 and increased 9.4 percent in 1994. The 1995 expense decrease is attributed to continued wage and benefit savings associated with productivity improvements and combining administrative functions and cost reductions from changes in employee benefit programs. The 1994 expense increase is attributed to the $1.8 million increase in data processing expenses associated with the creation, in 1994, of a corporate data processing organization. In 1994, the Company achieved wage and benefit savings associated with combining administrative functions and streamlining operations to arrive at a reduced cost structure.

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

     Depreciation expenses increased 9.0 percent in 1995 and 6.2 percent in 1994. The increases in both years are the result of additions to telephone plant in service in each year.

Interest Expense
----------------
     Total interest expense increased 2.4 percent in 1995 and decreased 32.4 percent in 1994. The 1995 expense increase is attributable to higher advances balance from its parent company. The 1994 expense decrease is primarily a result of the lower outstanding loan balances from pay downs on long term debt during 1993 and decrease in interest rates.

Income Taxes
------------
     The effective federal income tax rate in 1995 was 34.8 percent compared with 34.0 percent in 1994.

Net Income
----------
     Net income decreased 81.2 percent in 1995 and increased 9.1 percent in 1994. The 1995 decrease in net income reflects an extraordinary item charge of $8,208,000, net of taxes of $2,467,000, from the Company's discontinuance of FAS 71, "Accounting for the Effects of Certain Types of Regulation".
(See note 2 in Notes to Financial Statements). Income before extraordinary item increased 7.6 percent in 1995. The 1995 increase in income before extraordinary item reflect increases in directory and miscellaneous revenues and decreased operating expenses and taxes. The 1994 increase in net income reflect increases in local and toll revenues, interest income, and decreased interest expense on outstanding debt.


FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------
     Cash and cash equivalents amounted to $4,826,697 at year end 1995 and $621,145 at year end 1994. The increase in 1995 is the result of a change in cash management policy mandated by the New York State Public Service Commission limiting the allowable cash advances to the parent company for cash management purposes; thereby requiring excess funds to be invested in interest bearing accounts under the Company's name. The decrease in 1994 is the result of pay downs on short term debt and increased dividend payments.

     At year end 1995, the Company had $8.9 million of long-term notes payable to Frontier Corporation; $3.0 million at 6.25 percent interest due on July 6, 2003 and $5,900,000 at 8.4 percent interest due on January 1, 2005. These borrowings were used to retire long term first mortgage bonds, to take advantage of lower interest rates, and to pay off a short term loan owed to Chemical Bank. The original debt served to finance the Company's construction program prior to 1989. The Company anticipates meeting its debt obligation with cash generated from operations.

     A key financial indicator of the Company's ability to meet its debt obligations is pre-tax interest coverage. The Company's pre-tax interest coverage was 9.8 times total interest expense for 1995 and 19.0 times for 1994. The 1995 pre-tax interest coverage of 9.8 times total interest expense is attributable to a decrease in earnings the Company experience due to the discontinuance of FAS 71, "Accounting for the Effects of Certain Types of Regulation" (See note 2 in Notes to the Financial Statements) and an increase in interest expense the Company experienced in connection with higher advances balance from its parent company.

     The ratio of long term debt to total capitalization increased to 18.5 percent at the end of 1995 and from 16.9 percent at the end of 1994.

     After tax coverage of Preferred Stock dividends was 10.9 times net income in 1995 compared with 58.1 times net income in 1994.

     The Company internally financed 100.0 percent of its $3,605,000 construction program in 1995, and in 1994, financed
100.0 percent of a $3,045,000 program. During 1996, the Company will expend $3,320,000 for additions to plant, property, and equipment. Working capital requirements for the 1996 construction program are projected to be met by internally generated funds.

     In the past, the Company sold its own debt securities.
Management feels that the Company has the ability to market its own debt securities.

Effects of Competition and Inflation
------------------------------------
     The 1990's will bring further deregulation of telecommunication products and services, as well as increasing competition in virtually all of the Company's markets, including local dial tone. Today, competition is prevalent with respect to business telecommunication systems, directory, and telephone sales. The Company has made and will continue to make significant investments in its network, including deployment of fiber optic cable and digital switches. This will enable the Company to compete more effectively, to provide enhanced services and attract new businesses. Furthermore, the Company believes its commitment to an enhanced quality focus will strengthen its strong service position. This is essential to sustaining viability in all of the Company's markets and a prerequisite to competing in the 1990's.

     The Company intends to continue to counteract the effects of inflation through cost reductions, improved productivity and enhanced marketing programs.

FRONTIER COMMUNICATIONS OF NEW YORK, INC.
(A subsidiary of Frontier Corporation)


            Report of Independent Accountants


March 8, 1996

To the Shareowners and
Board of Directors of
Frontier Communications of New York, Inc.


In our opinion, the accompanying balance sheets and the related statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of Frontier Communications of New York, Inc. (formerly Highland Telephone Company) at December 31,
1995, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the financial statements, during the third quarter of 1995, the Company discontinued accounting in accordance with Statement of Financial
Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Balance Sheet
                                                  December 31,
                                         ---------------------------
                                        1995          1994        1993

Assets
Current assets:
 Cash and cash equivalents        $  4,826,697  $   621,145 $  2,615,010
 Accounts receivable                 9,560,404    9,016,180    8,375,451
 Accounts receivable - affiliates    7,067,845    5,815,779    3,871,791
 Refundable taxes                      143,911      293,689      275,962
 Materials and supplies                345,314      251,225      420,654
 Prepayments                           590,197      513,527      610,115
                                   -------------------------------------
    Total current assets            22,534,368   16,511,545   16,168,983
                                   -------------------------------------

Telephone plant, at original cost:
 Telephone plant in service        106,359,529  104,047,094  100,598,594
 Telephone plant under construction  1,556,240      855,410    1,982,377
                                  --------------------------------------
                                   107,915,769  104,902,504  102,580,971
  Less - Accumulated depreciation  (60,509,472) (43,444,579) (38,451,752)
                                  --------------------------------------
    Net telephone plant             47,406,297   61,457,925   64,129,219


Regulated deferred asset                          2,770,676    2,804,242

Prepaid pension expense              2,127,121    1,303,179      406,591
                                  --------------------------------------
Other assets                            69,271      174,464       72,840


    Total assets                  $ 72,137,057 $ 82,217,789 $ 83,581,875
                                 =======================================

See accompanying notes to financial statements.

Balance Sheet
                                                  December 31,
                                         ---------------------------
                                        1995          1994        1993
Liabilities and Shareowners' Equity
Current liabilities:
 Accounts payable                 $  4,581,943 $  5,440,783 $  6,931,887
 Advances/accounts payable
  - affiliates                       8,375,995    8,480,742   16,218,890
 Common stock dividends payable                                1,500,004
 Customer deposits                     366,623      403,763      447,951
 Advance billing for telephone service 377,634      301,286      290,898
 Preferred dividends payable            37,224       43,052       43,833
 Income taxes due to parent            858,333      402,338      609,898
 Interest accrued                       47,165       38,238       24,322
                                 ---------------------------------------
   Total current liabilities        14,644,917   15,110,202   26,067,683
                                 ---------------------------------------
Long-term debt                       8,900,000    8,900,000    3,000,000
                                 ---------------------------------------
Deferred federal income taxes        5,148,084   10,486,502   11,188,704
                                 ---------------------------------------
Other deferred credits                              699,186      636,488

Other postemployment benefits        4,202,525    3,347,176    1,589,000
                                 ---------------------------------------
Shareowners' equity:
 Common stock, $4.50 par value -
   Authorized - 1,257,333 shares
   Issued and outstanding
    - 506,758 shares                 2,280,411    2,280,411    2,280,411
 Capital in excess of par value        683,327      683,327      683,327
 Other capital paid by
  parent company                     7,005,266    7,005,266    7,005,266
 Retained earnings                  26,779,127   31,204,319   28,621,596
                                ----------------------------------------
   Common shareowner's equity       36,748,131   41,173,323   38,590,600

 Preferred stock (cumulative), $100 par value -
   Authorized - 40,000 shares
   Issued and outstanding -
     Series A - 5-7/8%
       - 18,694 shares              1,869,400     1,869,400    1,869,400
     Series B - 7.8%
       - 6,240 shares in 1995,
       6,320 shares in 1994
       and 6,400 shares in 1993       624,000       632,000      640,000
                               -----------------------------------------
   Total shareowners' equity       39,241,531    43,674,723   41,100,000
                               -----------------------------------------
   Total liabilities and
   shareowners' equity           $ 72,137,057  $ 82,217,789 $ 83,581,875
                               =========================================

See accompanying notes to financial statements.

Statement of Income

                                    For the year ended December 31,
                                  ----------------------------------
                                    1995          1994       1993

Operating revenues:
 Local service                  $12,955,072   $12,204,921 $11,149,767
 Toll service                    20,430,279    22,453,673  19,794,474
 Directory advertising revenues   3,616,227     3,589,903   3,556,916
 Miscellaneous                    7,603,807     7,223,074   7,424,323
  Less - Uncollectibles            (181,673)     (839,588)   (398,127)
                                -------------------------------------
    Total operating revenues     44,423,712    44,631,983  41,527,353
                                -------------------------------------

Operating expenses:
 Plant specific                   7,483,622     6,702,322   5,821,310
 Plant non-specific               1,528,724     1,192,426   1,398,685
 Depreciation                     6,231,913     5,716,417   5,383,946
 Customer operations              5,349,061     6,711,903   5,992,779
 Corporate operations             4,478,851     5,831,836   5,399,458
 Other taxes                      3,393,001     3,995,730   3,717,652
                               --------------------------------------
   Total operating expenses      28,465,172    30,150,634  27,713,830
                               --------------------------------------
   Operating income              15,958,540    14,481,349  13,813,523
                               --------------------------------------

Interest expense                    796,696       777,924   1,150,428

Other income and expense:
 Allowance for funds used during
  construction                       25,736        24,492     117,817
 Other income, net                   66,395       263,011     204,559
                               --------------------------------------
   Income before taxes and
   extraordinary item            15,253,975    13,990,928  12,985,471
Federal income taxes              5,312,400     4,752,600   4,518,903
                               --------------------------------------
   Income before
   extraordinary item             9,941,575     9,238,328   8,466,568

Extraordinary item               (8,208,097)
                               --------------------------------------

Net Income                      $ 1,733,478   $ 9,238,328 $ 8,466,568
                               ======================================

See accompanying notes to financial statements.

Statement of Retained Earnings

                                     For the year ended December 31,
                                  ------------------------------------
                                    1995          1994          1993

Balance, January 1              $31,204,319   $28,621,596   $26,244,000

Net income                        1,733,478     9,238,328     8,466,568
                               ----------------------------------------
     Total                       32,937,797    37,859,924    34,710,568
                               ----------------------------------------
Dividends declared:
 Preferred stock -
  Series A ($5.875 per share)       109,827       109,827       109,827
  Series B ($7.80 per share)         48,828        49,141        50,076

 Common stock -
  Paid to parent company          6,000,015     6,496,637     5,929,069
                              -----------------------------------------
     Total                        6,158,670     6,655,605     6,088,972
                              -----------------------------------------

Balance, December 31            $26,779,127   $31,204,319   $28,621,596
                              =========================================

See accompanying notes to financial statements.

Statement of Cash Flows
                                       For the year ended December 31,
                                 --------------------------------------
                                     1995          1994         1993
Operating activities:
 Net income                      $ 1,733,478  $ 9,238,328   $ 8,466,568
                                 --------------------------------------
 Adjustments to reconcile net
 income to net cash
 provided by operating
 activities -
  Extraordinary item              10,675,000
  Depreciation and amortization    6,231,913    5,716,417     5,444,826
  Changes in operating assets
   and liabilities -
   Increase in accounts
    receivable, accounts
    receivable - affiliates and
    refundable taxes             (1,646,512)  (2,602,444)    (3,898,521)
   Decrease (increase) in
    materials and supplies          (94,089)     169,429        182,181
   Increase in prepayments
    (includes prepaid pension)     (900,612)    (800,000)      (360,728)
   Decrease in regulated deferred
    asset                         2,770,676       33,566        651,758
   Decrease (increase) in
    other assets                    105,193     (101,624)       125,004
   Decrease in accounts payable,
    advances/accounts payable -
    affiliates and customer
    deposits                     (1,000,727)  (4,273,440)    (3,008,896)
   Increase in advance billing       76,348       10,388         36,476
   Increase in postretirement
    benefits obligation             855,349    1,758,176      1,589,000
   Increase (decrease) in income
    taxes due to parent and interest
    accrued                         464,922     (193,644)      (203,091)
   Increase in deferred federal
    income taxes                 (5,338,418)    (702,202)    (1,552,532)
   Increase in other deferred
    credits                          50,814       62,698         57,076
                                ---------------------------------------
     Total adjustments           12,249,857     (922,680)      (937,447)
                                ---------------------------------------
     Net cash provided by
     operating activities        13,983,335    8,315,648      7,529,121
                                ----------------------------------------
Investing activities:
 Expenditures for property,
  plant and equipment            (3,605,285)  (3,045,123)    (5,089,033)
                               ----------------------------------------
     Net cash used in investing
     activities                  (3,605,285)  (3,045,123)    (5,089,033)
                                ----------------------------------------

Financing activities:
 Advances from affiliate                                     10,300,000
 Repayment of advances from affiliate         (5,000,000)
 Long-term debt acquired                       5,900,000      3,000,000
 Repayments of long-term debt                                (8,730,000)
 Dividends paid                 (6,164,498)   (8,156,390)    (5,861,088)
 Retirements of preferred stock     (8,000)       (8,000)        (8,000)
                              -----------------------------------------
    Net cash used in financing
    activities                  (6,172,498)   (7,264,390)    (1,299,088)
                              -----------------------------------------
Net increase (decrease) in cash
 and cash equivalents            4,205,552    (1,993,865)     1,141,000

Cash and cash equivalents at
 beginning of year                 621,145     2,615,010      1,474,010
                              -----------------------------------------
Cash and cash equivalents at
 end of year                   $ 4,826,697   $   621,145    $ 2,615,010
                              =========================================
See accompanying notes to financial statements.

FRONTIER COMMUNICATIONS OF NEW YORK, INC.
(A subsidiary of Frontier Corporation)
Notes to Financial Statements
December 31, 1995
-----------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization
------------
Frontier Communications of New York, Inc. (the Company), formerly Highland Telephone Company, is a subsidiary of Frontier Corporation (Frontier). Preparation of financial statements in conformity with generally accepted accounting principles requires the use of management estimates and assumptions. Actual results may differ from these estimates. During the third quarter of 1995, the Company discontinued accounting for its operations under Statement of Financial Accounting Standards No. 71 (SFAS
71), "Accounting for the Effects of Certain Types of Regulation"
(see Note 2).

Certain amounts in the financial statements have been reclassified to conform with the 1995 presentation.

The following is a summary of significant accounting policies followed by the Company:

Materials and supplies
----------------------
Materials and supplies are stated at the lower of cost or market, based on average unit cost.

Property, plant and equipment
-----------------------------
Additions to and replacements of telephone plant are capitalized at original cost, including costs for benefits and supervision applicable to construction labor. The cost of depreciable property units retired, plus removal costs, less salvage, is charged to accumulated depreciation. Replacements, renewals and betterments of units of property are capitalized. Replacement of items not considered units of property and all repairs and maintenance are charged to operating expense. The Company's provision for depreciation is based on the composite group method using estimated service lives of the various classes of plant.

The range of service lives was adjusted during 1995 as a result of the Company discontinuing the application of SFAS 71 (see Note
2). The current service lives as of December 31, 1995 are as follows:

    Buildings and building improvements     5 to 35 years
    Local and toll service lines           12 to 25 years
    Furniture, office equipment,
     vehicles, tools and other             12 to 20 years
    Central office equipment                8 to 13.5 years
    Station equipment                      10 to 21 years

Allowance for funds used during construction
--------------------------------------------
The Company includes in its telephone plant accounts an imputed cost of debt and equity funds used for the construction of telephone plant and credits such amounts to other income.

Federal income taxes
--------------------
The Company is included in the consolidated federal income tax return of its parent, Frontier. The Company pays Frontier for the federal income tax liability resulting from the filing by Frontier of its consolidated U.S. federal income tax return, determined on a separate entity basis. For federal income tax purposes, the Company takes maximum advantage of available tax incentives. In addition, certain interest and other costs capitalized for financial statement purposes are deducted in computing federal income taxes.

Deferred income taxes are provided by regulated operations in compliance with the normalization provisions of current tax law and regulatory orders. The major temporary differences reflected in the deferred tax liability are depreciation and investment tax credits. Excess deferred taxes applicable to telephone operations are amortized in compliance with the normalization provisions of current tax law and regulatory orders. This amortization is normalized over the same time period as the related asset generating the deferral (see Note 2).

Regulatory asset
----------------
FAS 109 requires that a regulatory asset and a deferred tax liability be recognized to reflect the probable increase in future revenue and an increase in future tax expense which will be recognized as the result of a reversal of temporary differences which decreased tax expense when originally incurred. The regulatory asset and deferred tax liability also includes a gross-up for taxes which will be incurred as the result of the future increase in revenue (see Note 2).

Deferred investment credits
---------------------------
Deferred investment credits are included in income as a reduction of income tax expense over the estimated useful lives of the assets that gave rise to the credits. Income tax expense for 1995, 1994, and 1993 has been reduced by $213,700, $224,500, and
$236,700, respectively, resulting from the amortization of such investment credits.

Cash flows
----------
For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Actual interest paid was $391,741, $769,569, and $872,139 in 1995, 1994 and 1993, respectively. In addition, actual federal income taxes remitted to the parent company were $5,114,000 in 1995, $5,676,000 in 1994, and $5,416,000 in 1993.


NOTE 2 - DISCONTINUATION OF REGULATORY ACCOUNTING PRINCIPLES:

The Company determined in 1995 that SFAS 71 was no longer applicable based upon changes in regulation, increasingly rapid advancements in telecommunications technology and other factors creating competitive markets. The Company does not believe with any certainty that prices can be maintained at levels that will recover its costs.

As a result of the discontinuance of SFAS 71, the Company recorded a non-cash extraordinary charge of $8,208,097, net of an income tax benefit of $2,466,903 as of September 30, 1995. The components of the extraordinary charge follows:

                                           Pre-tax    After-tax

  Increase to the accumulated
   depreciation balance                 $11,425,000  $ 7,426,250
  Elimination of regulatory liability      (750,000)    (487,500)
  Elimination of regulatory tax asset                  1,974,542
  Accelerated amortization of deferred
   investment tax credits                               (705,195)
                                        ------------------------

          Total                         $10,675,000  $ 8,208,097
                                        ========================


The adjustment of $11,425,000 to net plant was necessary because estimated useful lives and depreciation methods historically prescribed by regulators did not keep up with the rapid pace of technological changes in the Company and differed significantly from those used by unregulated enterprises. Net plant balances were adjusted by increasing the accumulated depreciation balance. The increase to the accumulated depreciation balance was determined by a depreciation reserve study that identified inadequate accumulated depreciation levels by individual asset categories. The Company believes these levels developed over the years as a result of the systematic underdepreciation of assets resulting from the regulatory process.

When adjusting its net telephone plant, the Company gave effect to shorter, more economically realistic lives. These depreciable lives were benchmarked against industry standards and also reviewed with independent telecommunications technology consultants. The discontinuance of FAS 71 also required the Company to eliminate for financial reporting the effects of any actions of regulators that had been previously recognized as regulatory assets and liabilities pursuant to FAS 71.

Tax-related adjustments were required to adjust excess deferred tax levels to the currently enacted statutory rates and to eliminate tax-related regulatory assets and liabilities. Prior to the discontinuance of FAS 71, the Company had recorded deferred income taxes on the cumulative amount of tax benefits previously flowed through to ratepayers and recorded a regulatory asset for the same amount. Also, the Company had recorded a regulatory liability for the difference between deferred taxes at higher historical tax rates than with those currently enacted.
At the time the Company discontinued the application of FAS 71, the above tax-related regulatory assets and liabilities were eliminated and deferred tax balances adjusted to reflect the application of FAS 109 consistent with unregulated enterprises. In addition to these tax impacts, the Company, prior to the discontinuance of FAS 71, used the deferral method of accounting for investment tax credits. This method provided for the amortization of the credits as a reduction to tax expense over the life of the assets that gave rise to the tax credit.


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Telephone plant in service and under construction are stated at cost. Listed below are the major classes of telephone plant in service as of December 31:

                                  1995        1994          1993

  Land and buildings        $  7,987,335 $  8,014,085  $  7,997,598
  Local and toll service
   lines                      48,928,255   47,348,672    45,716,820
  Furniture, office equipment,
   vehicles, tools and other   5,749,829    5,305,425     5,347,342
  Central office equipment    40,882,635   40,620,052    38,876,095
  Station equipment            2,811,475    2,758,860     2,660,739
                            ---------------------------------------

                            $106,359,529 $104,047,094  $100,598,594
                            =======================================


NOTE 4 - CAPITALIZATION:

Common shareowner's equity
--------------------------
On March 31, 1976, Frontier was granted approval by the PSC to obtain all of the Company's outstanding common stock in accordance with an agreement and plan of merger between the Company and Frontier. Subsequent to the merger, Frontier has contributed $7,005,266 in additional capital to the Company. All of the outstanding shares of common stock of the Company are held by Frontier.

Preferred shareowners' equity
-----------------------------
The 5-7/8% Series A is redeemable only at the option of the Company at par plus unpaid accumulated dividends. The 7.8% Series B is redeemable at par plus varying premium rates and any unpaid accumulated dividends. The redemption price plus premiums for Series B ranges from $100.80 to $105.00. During 1995, 1994 and 1993, 80 shares of Series B were redeemed in each year. Owners of preferred shares are entitled to voting rights under certain circumstances.

NOTE 5 - LONG-TERM DEBT:

In 1993, the Company entered into a promissory note payable to Frontier for $3,000,000. Interest is due monthly at a rate of 6.5% per annum, and the principal is due in 2003. In 1994, the Company received $5,900,000 in advances from Frontier. In 1995, the Company entered into a ten-year loan agreement with Frontier to refinance these advances. Interest is due monthly at a rate of 8.4% per annum.

NOTE 6 - FEDERAL INCOME TAXES:

Components of federal income taxes are:

                                    1995        1994       1993

  Current                       $5,413,265  $5,421,235  $5,532,903
  Deferred                        (100,865)   (668,635) (1,014,000)
                                ----------------------------------

                                $5,312,400  $4,752,600  $4,518,903
                                ==================================

The following is a reconciliation between federal income tax expense and tax computed on income before federal income tax at the applicable statutory rate:

                          1995           1994            1993
                      ----------     -----------     ----------
                      Amount   %     Amount     %       Amount     %
Tax expense at
 statutory rate   $5,339,000 35.0% $4,897,000 35.0%  $4,545,000   35.0%

Accelerated
 depreciation        233,400  1.5     173,600  1.2      239,400    1.8

Cost of removal                       (20,200) (.1)     (16,000)   (.1)

Investment tax
 credit             (213,700)(1.4)   (224,500) (1.6)   (236,700)  (1.8)

Other, net           (46,300) (.3)    (73,300)  (.5)    (12,797)   (.1)
                 ------------------------------------------------------
                  $5,312,400 34.8% $4,752,600  34.0% $4,518,903   35.0%
                 ======================================================

Deferred tax liabilities (assets) are comprised of the following at December 31:

                                      1995        1994         1993

Accelerated depreciation          $6,615,919  $11,354,805 $11,300,305
Investment tax credit                             865,470   1,089,970
MTA taxes                            126,766      135,833     121,733
Pension                              466,900      176,300
Other                                 43,169       30,186      25,379
                                  -----------------------------------
 Gross deferred tax liabilities    7,252,754   12,562,594  12,537,387
                                  -----------------------------------

Partnership losses                  (205,200)    (171,400)   (189,000)
Rate case                                        (193,096)   (156,496)
Insurance reserve                    (43,380)     (36,500)    (35,100)
Moratorium                                        (41,900)    (20,000)
Bad debt expense                     (37,800)    (148,200)    (70,400)
ROE excess                           (64,678)     (64,678)    (64,678)
Postretirement benefit
 obligations                      (1,600,829)  (1,177,620)   (556,200)
Overearnings                                     (241,598)   (256,400)
Reorganization charges               (83,582)
Other                                (69,201)      (1,100)       (409)
                                 ------------------------------------
 Gross deferred tax assets        (2,104,670)  (2,076,092) (1,348,683)
                                 ------------------------------------

 Total deferred income taxes      $5,148,084  $10,486,502 $11,188,704
                                 ====================================


NOTE 7 - PENSION PLAN:

The Company, through its defined benefit plan, provides retirement benefits for substantially all full-time employees. Qualified employees of Frontier Communications of AuSable Valley, Inc., Frontier Communications of Seneca Gorham, Inc. and Frontier Communications of Sylvan Lake, Inc., affiliates, are also eligible to participate in the Company's pension plan.
The plan's funded status is as follows:
                                              December 31,
                                       --------------------------
                                         1995     1994    1993
                                       (In thousands of dollars)

Actuarial present value of benefit obligations:
    Vested benefit obligations          $24,058  $17,280 $17,760
                                        ------------------------

    Accumulated benefit obligations     $25,300  $18,365 $19,097
                                        -----------------------

Plan assets at fair value,
 primarily common stock                 $29,221  $24,672 $25,632
Projected benefit obligation             25,536   20,260  21,790
                                        ------------------------
    Plan assets in excess of
    projected benefit obligation          3,685    4,412   3,842
Unrecognized net loss                       757      669     639
Unrecognized net transition asset        (1,667)  (1,900) (2,134)
Unrecognized prior service cost             728      502     714
Regulatory adjustment                    (2,017)  (2,305) (2,593)
(Prepaid) accrued pension (benefit)
 cost actuarially allocated to other
 participating subsidiaries                 641      (75)    (62)
                                        ------------------------

Net prepaid pension benefit              $2,127   $1,303  $  406
                                        ========================

Net periodic pension cost consists of the following:
                                              December 31,
                                       -------------------------
                                         1995     1994    1993
                                       (In thousands of dollars)

Service cost - benefits earned
 during the period                       $  394   $  465 $  604
Interest cost on projected
 benefit obligation                       1,738    1,598  1,492
Net amortization and deferral             3,407   (2,838)   400
Actual return on plan assets             (5,685)     445 (2,618)
                                        -----------------------
Net periodic pension benefit             (146)   (330)    (122)
Benefit due to regulatory agency actions (288)   (288)    (288)
Amount expensed due to curtailment         501
Net periodic pension cost actuarially
 allocated to other participating
 subsidiaries                             (805)   (83)    (149)
                                        ----------------------

Net periodic pension benefit recognized
 by Frontier Communications of
 New York, Inc.                         $ (738) $(701)   $(559)
                                        ======================


The projected benefit obligations at December 31, 1995, 1994 and 1993 were determined using assumed discount rates of 7.5%, 8.5% and 7.25%, respectively, and assumed rates of increase in future compensation levels of 5%, 5.5% and 5%, respectively. The expected weighted average long-term rate of return on assets was assumed to be 9% for each of these years. The unrecognized net transition asset as of January 1, 1987 is being amortized over 14 years, the estimated remaining service lives of employees.

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

NOTE 8 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

The Company provides health care, life insurance, and certain other retirement benefits for substantially all employees. Plan assets consist principally of life insurance policies and money market instruments. In adopting FAS 106, the Company elected to defer the recognition of the transition benefit obligation of $11.3 million over a period of twenty years. The cost of postretirement benefits was recognized as determined under the projected unit credit actuarial method.

The status of the plan as of December 31 follows:

                                      1995      1994       1993

Accumulated postretirement benefit obligation
 (APBO) attributable to:
 Retirees                         $6,642,000 $ 8,070,000  $5,911,000
 Fully eligible plan participants    971,000   1,458,000   1,491,000
 Other active plan participants    3,350,000   4,659,000   4,661,000
                                  ----------------------------------
      Total APBO                  10,963,000  14,187,000  12,063,000
Plan assets at fair value            - 0 -       - 0 -      - 0 -
                                  ----------------------------------
APBO in excess of plan assets     10,963,000  14,187,000  12,063,000
Unrecognized transition obligation 8,907,000  10,141,000  10,704,000
Unrecognized net (gain) loss      (2,146,525)    698,824    (230,000)
                                  ----------------------------------

Accrued postretirement
 benefit obligation              $ 4,202,525 $ 3,347,176 $ 1,589,000
                                  ==================================


The components of the estimated postretirement benefit cost at December 31 follows:

                                     1995       1994      1993

Service cost                    $  233,000 $  402,000  $  386,000
Interest on APBO                   831,000  1,064,000     890,000
Amortization of transition
 obligation                        557,000    563,000     563,000
Amortization of gains and losses  (252,000)   215,000
                                 --------------------------------
Net postretirement benefit
 cost                           $1,369,000 $2,244,000  $1,839,000
                                =================================

To estimate these costs, health care costs were assumed to increase 11.2% in 1996 and 1995 and 12.0% in 1994 with the rate of increase declining to 5.75% by 2006 and thereafter. The weighted discount rate was assumed to be 8.5% for December 31, 1995 and 1994 and 8.75% for December 31, 1993 and the salary increase rates were assumed to be 5.0%, 5.5% and 5.0%, respectively. If the health care cost trend rates were increased by one percentage point, the accumulated postretirement benefit health care obligation as of December 31, 1995 would increase by $1.09 million while the sum of the service and interest cost components of the net postretirement benefit health care cost for 1995 would increase by $131,000.

NOTE 9 - POSTEMPLOYMENT BENEFITS:

In 1992, the Financial Accounting Standards Board released Statement No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), which is required to be implemented by January 1, 1994. FAS 112 requires that projected future costs of providing postemployment, but preretirement benefits, such as disability, prepension leave (salary continuation) and severance pay, be recognized as an expense as employees render service rather than when the benefits are paid.

The Company adopted the provisions of FAS 112 effective January
1, 1994 which resulted in an immaterial effect on the financial statements.

NOTE 10 - TRANSACTIONS WITH AFFILIATED COMPANIES:

The advances/accounts payable - affiliates balance includes $2,400,000 at December 31, 1994, and $13,300,000 at December 31,
1993, for funds advanced to the Company by Frontier. There were no liabilities to Frontier as of December 31, 1995. Interest paid on these funds was $390,310 in 1995, $550,900 in 1994, and $324,000 in 1993, respectively. The remainder of the balance relates primarily to purchases of supplies and services from Frontier and other related subsidiaries at prices considered to be as favorable as those available from other sources.

Frontier Long Distance of New York, Inc. (FLD), an affiliate of Frontier, provides long distance service for the Company's customers. Approximately $6.3 million of the December 31, 1995 accounts receivable - affiliates balance relates to charges for access services, billing and collection services, and sales and marketing costs paid on behalf of FLD. In addition, approximately $6.8 million of the accounts payable - affiliates balance relates to the remittance of amounts billed to customers by the Company for long distance and cellular services on behalf of FLD.

The Company paid $1,828,831 in 1995, $2,159,819 in 1994 and
$2,178,302 in 1993, to Frontier for allocated corporate charges primarily for executive, legal and financial assistance. The amount due from affiliates relates to customer and administrative services provided to other subsidiaries of Frontier. The Company also paid $2,712,427 and $2,373,916 to an affiliate, Frontier Information Technologies for data processing services during 1995 and 1994, respectively.

Cash and cash equivalents include $- 0 -, $779,610, and $2,300,000 in investments held by Frontier on behalf of the Company at December 31, 1995, 1994 and 1993, respectively.

NOTE 11 - RATE MORATORIUM:

The Company finalized a settlement agreement in 1990 with the Public Service Commission providing for an extension of a rate case moratorium which expired on December 31, 1989. Under the agreement extension, the Company agreed not to file for a general rate increase that would become effective prior to January 1, 1992. As part of this moratorium agreement, the Company was required to defer, for the customer's benefit, tax savings resulting from the Tax Reform Act of 1986 as well as the customer's share, under a sharing mechanism, of any earnings in excess of a threshold percent of equity during 1990 and 1991.
The terms of this agreement expired December 31, 1991, but $768,060 remained as a deferred credit at September 30, 1995. During the third quarter of 1995, the Company discontinued accounting for its operations under SFAS 71 (see Note 2). In conjunction with the discontinuance, the rate moratorium deferred credit was reversed and included in the non-cash extraordinary charge.

NOTE 12 - OPERATING LEASES:

The Company has noncancellable leases for computer hardware and office equipment. Minimum annual rental commitments at December
31, 1995 are as follows:

                1996                $17,264
                1997                  8,434
                1998                  8,434
                1999                  3,514
                                   --------

                                    $37,646
                                   ========

Total rental costs were $30,387 for 1995, $35,255 for 1994, and $341,730 for 1993.

Stock Prices and Dividends Declared


Since the common and preferred stocks of Frontier Communications of New York, Inc. are not actively traded, neither sales prices nor bid and asked quotations are readily available.

Quarterly cash dividends per share declared during 1995, 1994 and 1993 were as follows:

                                                            Preferred stock
                                          --------------------------------------------
                    Common stock*             Series A - 5-7/8%        Series B - 7.8%
                --------------------      -----------------------    -------------------
Quarter         1995     1994    1993     1995     1994      1993     1995   1994   1993

First                  $ 3.16  $ 2.63  $1.46875  $1.46875  $1.46875  $1.95  $1.95  $1.95

Second                           2.92   1.46875   1.46875   1.46875   1.95   1.95   1.95

Third                            3.19   1.46875   1.46875   1.46875   1.95   1.95   1.95

Fourth        $11.84     9.66    2.96   1.46875   1.46875   1.46875   1.95   1.95   1.95
              ---------------------------------------------------------------------------

              $11.84   $12.82  $11.70  $5.87500  $5.87500  $5.87500  $7.80  $7.80  $7.80
              ===========================================================================

* To parent company, Frontier Corporation, all of which shares are held by such parent.

This report on Form 10(k) is filed pursuant to a partial exemption from the reporting requirements of the Securities Exchange Act of 1934 approved by the Division of Corporation
Finance of the Securities and Exchange Commission.

Frontier Communications of New York, Inc.
P.O. Box 657
145 North Main Street
Monroe, New York 10950
Telephone:  (914) 783-5226

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22,1996           FRONTIER COMMUNICATIONS OF
                              NEW YORK, INC.

                              /s/ Jeremiah T. Carr
                         By:  ----------------------------
                              Jeremiah T. Carr
                              President and Chief Executive
                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              /s/ Ronald L. Bittner
Date:  March 22, 1996    By:  ---------------------------
                              Ronald L. Bittner
                              Director

                              /s/ Jeremiah T. Carr
Date:  March 22, 1996    By:  ---------------------------
                              Jeremiah T. Carr
                              Director, President and Chief
                              Executive Officer

                              /s/ Marvin C. Moses
Date:  March 22, 1996    By:  ---------------------------
                              Marvin C. Moses
                              Director (principal financial
                              officer)

                              /s/ Louis L. Massaro
Date:  March 22, 1996    By:  ---------------------------
                              Louis L. Massaro
                              Director

                              /s/ Robert J. DePalma
Date:  March 22, 1996    By:  ---------------------------
                              Robert J. DePalma
                              (principal accounting officer)

                          EXHIBIT INDEX

Exhibit
Number    Description
------    -----------
  27      Financial Data Schedule            Filed herewith